Form 10-Q
period 1997-06-30
USX CAPITAL TRUST I
filed 1997-08-11
CIK 1035496

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                               USX CAPITAL TRUST I
--------------------------------------------------------------------------------
                                      ----
             (Exact name of registrant as specified in its charter)


           Delaware                1-5153-01                23-2886802
   ------------------------       ------------         -------------------
       (State or other            (Commission             (IRS Employer
       jurisdiction of            File Number)         Identification No.)
        incorporation)

101 Barclay Street, New York, New York                        10286
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (212) 815-5192
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)


--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X...No.....

There were 121,768 shares of common  securities outstanding at July 31, 1997.

                               USX CAPITAL TRUST I
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

               Statement of Operations                               3

               Balance Sheet                                         4

               Statement of Cash Flows                               5

               Selected Notes to
                 Financial Statements                                6

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                          7


PART II - OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                      8

Part I - Financial Information:


                               USX CAPITAL TRUST I
                       STATEMENT OF OPERATIONS (Unaudited)
                  --------------------------------------------

                                                   Three Months
                                                      Ended
                                                     June 30
(Dollars in millions)                                  1997
--------------------------------------------------------------------------------
INTEREST INCOME
  Interest income from USX                                $3
                                                          --
NET INCOME                                                $3
                                                          ==











Selected notes to financial statements appear on page 6.

                               USX CAPITAL TRUST I
                            BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                                     June 30
(Dollars in millions)                                  1997
--------------------------------------------------------------------------------

ASSETS
  Investment in USX 6.75% Convertible Junior Subordinated
   Debentures Due 2037                                  $188
                                                        ----
     Total                                              $188
                                                        ====
Mandatorily Redeemable 6.75% Convertible Quarterly Income
 Preferred Securities-3,937,163 securities issued       $182

COMMON EQUITY
 Common securities, $50 initial liquidation amount per
  security, 121,768 securities issued                      6
                                                        ----
     Total                                              $188
                                                        ====






Selected notes to financial statements appear on page 6.

                               USX CAPITAL TRUST I
                       STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     June 30
(Dollars in millions)                                  1997
--------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATIONS
  Net income                                              $3
                                                       -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions                                      (3)
                                                       -----

NET INCREASE (DECREASE) IN CASH                            -

CASH AT BEGINNING OF PERIOD                                -
                                                       -----
CASH AT END OF PERIOD                                     $-
                                                       =====









NONCASH INVESTING AND FINANCING ACTIVITIES:


The Trust exchanged its Mandatorily Redeemable 6.75%
  Convertible Quarterly Income Preferred Securities and
  Common Securities for USX 6.75% Convertible Junior
  Subordinated Debentures Due 2037                      $188





Selected notes to financial statements appear on page 6.

                               USX CAPITAL TRUST I
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                    ----------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the period covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

     USX Capital Trust I ("Trust") is a statutory business trust that was formed on March 13, 1997, under the Delaware Business Trust Act. The Trust exists for the sole purpose of (a) issuing its Trust Securities in exchange for Convertible Debentures having an aggregate principal amount equal to the aggregate initial liquidation amount of such Trust Securities and (b) engaging in such other activities as are necessary and incidental thereto. The Trust is a "grantor trust" for federal income tax purposes. Accordingly, no tax provision has been established as the Trust's activities are non-taxable.

 2. In May 1997, the Trust exchanged approximately 3.9 million of its Mandatorily Redeemable 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") and approximately .1 million shares of its common securities, initial liquidation amount $50 per security ("Trust Common Securities") for 6.75% Convertible Junior Subordinated Debentures Due 2037 ("Convertible Debentures") of USX Corporation ("USX"). USX subsequently exchanged approximately 3.9 million Trust Preferred Securities for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock. USX owns all of the Trust Common Securities of the Trust.

     The Trust Preferred Securities are convertible at any time prior to the close of business on March 31, 2037, (unless such right is terminated earlier under certain circumstances) at the option of the holder, into shares of USX-U. S. Steel Group Common Stock ("Steel Stock") at a conversion price of $46.25 per share of Steel Stock (equivalent to a conversion ratio of 1.081 shares of Steel Stock for each Trust Preferred Security), subject to adjustment in certain circumstances.

     The Trust Preferred Securities may be redeemed at any time at the option of USX, initially at a premium of 103.90% of the initial liquidation amount through March 31, 1998, and thereafter, declining annually to the initial liquidation amount on April 1, 2003 and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

     Payments related to quarterly distributions, which accumulate, and to the payment of redemption and liquidation amounts on the Trust Preferred Securities by the Trust are guaranteed by USX on a subordinated basis.

 3. USX paid the initial transaction costs and is required to pay all Trust and Trustee expenses.

                               USX CAPITAL TRUST I
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     USX Capital Trust I ("Trust") is a statutory business trust that was formed on March 13, 1997, under the Delaware Business Trust Act. The Trust exists for the sole purpose of (a) issuing its Trust Securities in exchange for Convertible Debentures having an aggregate principal amount equal to the aggregate initial liquidation amount of such Trust Securities and (b) engaging in such other activities as are necessary and incidental thereto.

     In May 1997, the Trust exchanged approximately 3.9 million of its Mandatorily Redeemable 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") and approximately 0.1 million shares of its common securities ("Trust Common Securities") for 6.75% Convertible Junior Subordinated Debentures Due 2037 ("Convertible
Debentures") of USX Corporation ("USX"). USX subsequently exchanged approximately 3.9 million Trust Preferred Securities for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock.

     Pursuant to the transactions described above and in Note 2 on page 6, the Trust recorded net income of $3 million for the quarter ended June 30, 1997, reflecting three months of interest income received from USX at an annual rate of 6.75%.

     Assets of the Trust at June 30, 1997, were $188 million, reflecting Convertible Debentures of USX.

     Trust Preferred Securities of $182 million reflected 3.9 million securities at their fair market value at the time of the exchange. Common equity at June 30, 1997, was $6 million, reflecting 0.1 million Trust Common Securities with an aggregate initial liquidation amount of $50 per security. (The Trust Preferred Securities and the Trust Common Securities are together referred to as the "Trust Securities").

     Cash Flows Provided by Operations, Cash Flows from Financing Activities and Noncash Investing and Financing Activities reflect the transactions discussed above.

     On June 30, 1997, the Trust made cash distributions of $3 million on the Trust Securities for the quarter ended June 30, 1997, to holders of record on June 27, 1997.

Part II - Other Information:
-----------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

     3.1  Certificate of Trust of the Trust...........Incorporated by
                                                      reference to Exhibit
                                                      3.1 to Registration
                                                      Statement on Form S-4
                                                      (Registration No.
                                                      333-23291-01).

     4.1  Form of Amended and Restated Declaration of
          Trust of the Trust, including form of Trust
          Convertible Preferred Security..............Incorporated by
                                                      reference to USX
                                                      Corporation Form 8-K
                                                      dated May 16, 1997
                                                      (Commission File
                                                      No.1-5153).

     27.  Financial Data Schedule

   (b) REPORTS ON FORM 8-K

          None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned Trustee thereunto duly authorized.




USX CAPITAL TRUST I
(Registrant)





By  /s/  A. G. Adkins
    --------------------------
         A. G. Adkins
           Trustee







August 6, 1997