Form 10-Q
period 1997-09-30
USX CAPITAL TRUST I
filed 1997-11-13
CIK 1035496

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

There were 121,768 shares of common  securities outstanding at October 31, 1997.

                               USX CAPITAL TRUST I
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
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

Part I - Financial Information:


                               USX CAPITAL TRUST I
                       STATEMENT OF OPERATIONS (Unaudited)
                  --------------------------------------------

                                                   Three Months  Six Months
                                                      Ended        Ended
                                                   September 30 September 30
(Dollars in millions)                                  1997         1997
--------------------------------------------------------------------------------
INTEREST INCOME
  Interest income from USX                               $4            $7
                                                          --            --
NET INCOME                                                $4            $7
                                                          ==            ==











Selected notes to financial statements appear on page 6.

                               USX CAPITAL TRUST I
                            BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                                   September 30
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

                               USX CAPITAL TRUST I
                       STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                    Six Months
                                                      Ended
                                                   September 30
(Dollars in millions)                                  1997
--------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATIONS
  Net income                                              $7
                                                       -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions                                      (7)
                                                       -----

NET INCREASE (DECREASE) IN CASH                            -

CASH AT BEGINNING OF PERIOD                                -
                                                       -----
CASH AT END OF PERIOD                                     $-
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

     2. In May 1997, the Trust exchanged 3.9 million of its Mandatorily Redeemable 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") and .1 million shares of its common securities, initial liquidation amount $50 per security ("Trust Common Securities") for 6.75% Convertible Junior Subordinated Debentures Due 2037 ("Convertible Debentures") of USX Corporation ("USX"). USX subsequently exchanged 3.9 million Trust Preferred Securities for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock. USX owns all of the Trust Common Securities of the Trust.

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

     In May 1997, the Trust exchanged 3.9 million of its Mandatorily Redeemable 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") and 0.1 million shares of its common securities ("Trust Common Securities") for 6.75% Convertible Junior Subordinated Debentures Due 2037 ("Convertible Debentures") of USX Corporation ("USX"). USX subsequently exchanged 3.9 million Trust Preferred Securities for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock.

     Pursuant to the transactions described above and in Note 2 on page 6, the Trust recorded net income of $4 million for the quarter ended September 30, 1997, reflecting three months of interest income received from USX at an annual rate of 6.75%.

     Assets of the Trust at September 30, 1997, were $188 million, reflecting Convertible Debentures of USX.

     Trust Preferred Securities of $182 million reflected 3.9 million securities at their fair market value at the time of the exchange. Common equity at September 30, 1997, was $6 million, reflecting 0.1 million Trust Common Securities with an aggregate initial liquidation amount of $50 per security. (The Trust Preferred Securities and the Trust Common Securities are together referred to as the "Trust Securities").

     Cash Flows Provided by Operations, Cash Flows from Financing Activities and Noncash Investing and Financing Activities reflect the transactions discussed above.

     On September 30, 1997, the Trust made cash distributions of $4 million on the Trust Securities for the quarter ended September 30, 1997, to holders of record on September 29, 1997.

Part II - Other Information:
-----------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

               3.1 Certificate of Trust of the Trust        Incorporated by
                                                            reference to Exhibit
                                                            3.1 to Registration
                                                            Statement on Form
                                                            S-4 (Registration
                                                            No. 333-23291-01).

               4.1 Form of Amended and Restated Declaration of
               Trust of the Trust, including form of Trust
               Convertible Preferred Security               Incorporated by
                                                            reference to USX
                                                            Corporation Form 8-K
                                                            dated May 16, 1997
                                                            (Commission File
                                                            No.1-5153).

               27.Financial Data Schedule

   (b) REPORTS ON FORM 8-K

          None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned Trustee thereunto duly authorized.




USX CAPITAL TRUST I
(Registrant)





By  /s/  A. G. Adkins
    --------------------------
         A. G. Adkins
           Trustee







November 12, 1997